Form 10-K
period 2019-12-31
Wells Fargo Commercial Mortgage Trust 2017-C39
filed 2020-03-17
CIK 1710798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Central Index Key Number of the sponsor: 0001542105

Basis Real Estate Capital II, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-7187294 38-4041040 38-4041041 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 245 Park Avenue Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The 245 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 245 Park Avenue Mortgage Loan and twenty-two other pari passu loans and five subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 245 Park Avenue Trust 2017-245P transaction (the “245 Park Avenue 2017-245P Transaction”). This loan combination, including the 245 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Del Amo Fashion Center Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The Del Amo Fashion Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Del Amo Fashion Center Mortgage Loan and sixteen other pari passu loans and twenty-eight subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Del Amo Fashion Center Trust 2017-AMO transaction (the “DAFC 2017-AMO Transaction”). This loan combination, including the Del Amo Fashion Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DAFC 2017-AMO Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Long Island Prime Portfolio – Uniondale Mortgage Loan, which constituted approximately 4.4% of the asset pool of the issuing entity as of its cut-off date.  The Long Island Prime Portfolio – Uniondale Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Long Island Prime Portfolio – Uniondale Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Long Island Prime Portfolio – Uniondale Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Long Island Prime Portfolio – Uniondale loan combination in the GS Mortgage Securities Trust 2017-GS7 transaction, Commission File Number 333-207677-06 (the “GSMS 2017-GS7 Transaction”).  After the closing of the GSMS 2017-GS7 Transaction on August 24, 2017, this loan combination, including the Long Island Prime Portfolio – Uniondale Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the GSMS 2017-GS7 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Lakeside Shopping Center Mortgage Loan, which constituted approximately 5.1% of the asset pool of the issuing entity as of its cut-off date.  The Lakeside Shopping Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Lakeside Shopping Center Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Lakeside Shopping Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Lakeside Shopping Center loan combination in the Citigroup Commercial Mortgage Trust 2017-B1 transaction, Commission File Number 333-207132-13 (the “CGCMT 2017-B1 Transaction”).  After the closing of the CGCMT 2017-B1 Transaction on August 29, 2017, this loan combination, including the Lakeside Shopping Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2017-B1 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the University Center Chicago Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The University Center Chicago Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the University Center Chicago Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.This loan combination, including the University Center Chicago Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the University Center Chicago loan combination in the BANK 2017-BNK7 transaction, Commission File Number 333-206677-18 (the “BANK 2017-BNK7 Transaction”).  After the closing of the BANK 2017-BNK7 Transaction on September 28, 2017, this loan combination, including the University Center Chicago Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2017-BNK7 Transaction, which is incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hilton Garden Inn Chicago/North Loop Mortgage Loan, which constituted approximately 1.2% of the asset pool of the issuing entity as of its cut-off date.  The Hilton Garden Inn Chicago/North Loop Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hilton Garden Inn Chicago/North Loop Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.This loan combination, including the Hilton Garden Inn Chicago/North Loop Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Hilton Garden Inn Chicago/North Loop loan combination in the Wells Fargo Commercial Mortgage Trust 2017-C40 transaction, Commission File Number 333-206677-19 (the “WFCM 2017-C40 Transaction”).  After the closing of the WFCM 2017-C40 Transaction on October 17, 2017, this loan combination, including the Hilton Garden Inn Chicago/North Loop Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2017-C40 Transaction, which is incorporated by reference as Exhibit 4.12 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Lakeside Shopping Center Mortgage Loan, the Long Island Prime Portfolio – Uniondale Mortgage Loan, the 245 Park Avenue Mortgage Loan, the University Center Chicago Mortgage Loan, the First Stamford Place Mortgage Loan, the Hilton Garden Inn Chicago/North Loop Mortgage Loan and the Marble Hall Gardens Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Long Island Prime Portfolio – Uniondale Mortgage Loan, the Yeshiva University Portfolio Mortgage Loan, the Two Independence Square Mortgage Loan, the 245 Park Avenue Mortgage Loan, the University Center Chicago Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the First Stamford Place Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan, the Hilton Garden Inn Chicago/North Loop Mortgage Loan, the Marble Hall Gardens Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Lakeside Shopping Center Mortgage Loan, the Yeshiva University Portfolio Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Trimont Real Estate Advisors, LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Lakeside Shopping Center Mortgage Loan, the Yeshiva University Portfolio Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the 245 Park Avenue Mortgage Loan.  As a result, Trimont Real Estate Advisors, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Trimont Real Estate Advisors, LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the Del Amo Fashion Center Mortgage Loan and the Two Independence Square Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

Park Bridge Lender Services LLC is the operating advisor of the Long Island Prime Portfolio – Uniondale Mortgage Loan, the Two Independence Square Mortgage Loan, the Del Amo Fashion Center Mortgage Loan and the Marble Hall Gardens Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan, the University Center Chicago Mortgage Loan, the First Stamford Place Mortgage Loan and the Hilton Garden Inn Chicago/North Loop Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Marble Hall Gardens Mortgage Loan, the First Stamford Place Mortgage Loan, the Long Island Prime Portfolio – Uniondale Mortgage Loan, the University Center Chicago Mortgage Loan and the Hilton Garden Inn Chicago/North Loop Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction, the trust and servicing agreement for the DAFC 2017-AMO Transaction, the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction, the pooling and servicing agreement for the GSMS 2017-GS7 Transaction, the pooling and servicing agreement for the BANK 2017-BNK7 Transaction and the pooling and servicing agreement for the WFCM 2017-C40 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Marble Hall Gardens Mortgage Loan, the First Stamford Place Mortgage Loan, the Long Island Prime Portfolio – Uniondale Mortgage Loan, the University Center Chicago Mortgage Loan and the Hilton Garden Inn Chicago/North Loop Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wells Fargo Bank, National Association acts as trustee of the Yeshiva University Portfolio Mortgage Loan, the Two Independence Square Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan.  Pursuant to the trust and servicing agreement for the CSMC 2017-MOON Transaction, the pooling and servicing agreement for the MSC 2017-H1 Transaction and the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Yeshiva University Portfolio Mortgage Loan, the Two Independence Square Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 245 Park Avenue Mortgage Loan, the Marble Hall Gardens Mortgage Loan, the First Stamford Place Mortgage Loan, the Long Island Prime Portfolio – Uniondale Mortgage Loan, the Lakeside Shopping Center Mortgage Loan, the University Center Chicago Mortgage Loan and the Hilton Garden Inn Chicago/North Loop Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 245 Park Avenue Mortgage Loan, the iStar Leased Fee Portfolio Mortgage Loan, the Yeshiva University Portfolio Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Marble Hall Gardens Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the Two Independence Square Mortgage Loan, the First Stamford Place Mortgage Loan, the Long Island Prime Portfolio – Uniondale Mortgage Loan, the University Center Chicago Mortgage Loan, the Hilton Garden Inn Chicago/North Loop Mortgage Loan and the Lakeside Shopping Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 245 Park Avenue Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Two Independence Square Mortgage Loan, the First Stamford Place Mortgage Loan, the Long Island Prime Portfolio – Uniondale Mortgage Loan, the University Center Chicago Mortgage Loan and the Hilton Garden Inn Chicago/North Loop Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Cohen Financial, a Division of Trust Bank (f/k/a Cohen Financial, a Division of SunTrust Bank) as special servicer of the Del Amo Fashion Center Mortgage Loan, CWCapital Asset Management LLC as special servicer of the First Stamford Place Mortgage Loan and C-III Asset Management LLC as special servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the Two Independence Square Mortgage Loan and the 245 Park Avenue Mortgage Loan, KeyBank National Association as primary servicer of the Two Independence Square Mortgage Loan and the Del Amo Fashion Center Mortgage Loan, Cohen Financial, a Division of Trust Bank (f/k/a Cohen Financial, a Division of SunTrust Bank) as special servicer of the Del Amo Fashion Center Mortgage Loan, CWCapital Asset Management LLC as special servicer of the First Stamford Place Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the University Center Chicago Mortgage Loan and the Long Island Prime Portfolio – Uniondale Mortgage Loan and C-III Asset Management LLC as special servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee and as custodian, and Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  As of March 1, 2020, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 245 Park Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the 245 Park Avenue 2017-245P Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Yeshiva University Portfolio Mortgage Loan and the iStar Leased Fee Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2017-H1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2017-H1 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2017-H1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

4.4           Trust and Servicing Agreement, dated as of June 20, 2017, by and among Banc of America Merrill Lynch Large Loan, Inc., as Depositor, KeyBank National Association, as Master Servicer, Cohen Financial, a Division of Trust Bank (f/k/a Cohen Financial, a Division of SunTrust Bank), as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on August 22, 2017 under Commission File No. 333-206677-17 and incorporated by reference herein).

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

4.10         Pooling and Servicing Agreement, dated as of August 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 5, 2017 under Commission File No. 333-206677-17 and incorporated by reference herein).

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

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.10       LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.5)

33.13       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 33.1)

33.17       LNR Partners, LLC, as Special Servicer of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 33.2)

33.18       Wilmington Trust, National Association, as Trustee of the Columbia Park Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 33.5)

33.20       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.24       LNR Partners, LLC, as Special Servicer of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the Cleveland East Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.27       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Crowne Plaza JFK Mortgage Loan (see Exhibit 33.1)

33.31       LNR Partners, LLC, as Special Servicer of the Crowne Plaza JFK Mortgage Loan (see Exhibit 33.2)

33.32       Wilmington Trust, National Association, as Trustee of the Crowne Plaza JFK Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Crowne Plaza JFK Mortgage Loan (see Exhibit 33.5)

33.34       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Crowne Plaza JFK Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crowne Plaza JFK Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Crowne Plaza JFK Mortgage Loan (see Exhibit 33.8)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.38       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.39       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.41       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan (see Exhibit 33.6)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.7)

33.43       National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.8)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan

33.45       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.2)

33.46       Wells Fargo Bank, National Association, as Trustee of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.5)

33.48       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.6)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.44)

33.50       LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.2)

33.51       Wells Fargo Bank, National Association, as Trustee of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.5)

33.53       Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 33.6)

33.54       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

33.55       Cohen Financial, a Division of Trust Bank (f/k/a Cohen Financial, a Division of SunTrust Bank), as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.5)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.44)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.44)

33.61       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Marble Hall Gardens Mortgage Loan (see Exhibit 33.1)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marble Hall Gardens Mortgage Loan (see Exhibit 33.44)

33.66       Wilmington Trust, National Association, as Trustee of the Marble Hall Gardens Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Marble Hall Gardens Mortgage Loan (see Exhibit 33.5)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Marble Hall Gardens Mortgage Loan (see Exhibit 33.58)

33.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marble Hall Gardens Mortgage Loan (see Exhibit 33.7)

33.70       National Tax Search, LLC, as Servicing Function Participant of the Marble Hall Gardens Mortgage Loan (see Exhibit 33.8)

33.71       KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (see Exhibit 33.54)

33.72       AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan (see Exhibit 33.38)

33.73       Wells Fargo Bank, National Association, as Trustee of the Two Independence Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Two Independence Square Mortgage Loan (see Exhibit 33.5)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Two Independence Square Mortgage Loan (see Exhibit 33.58)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.1)

33.77       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.5)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.63)

33.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.7)

33.82       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.8)

33.83       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 33.1)

33.84       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio – Uniondale Mortgage Loan

33.85       Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio – Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 33.5)

33.87       Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 33.58)

33.88       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 33.7)

33.89       National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 33.8)

33.90       Wells Fargo Bank, National Association, as Primary Servicer of the Lakeside Shopping Center Mortgage Loan (see Exhibit 33.1)

33.91       LNR Partners, LLC, as Special Servicer of the Lakeside Shopping Center Mortgage Loan (see Exhibit 33.2)

33.92       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Lakeside Shopping Center Mortgage Loan

33.93       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Lakeside Shopping Center Mortgage Loan (see Exhibit 33.6)

33.94       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakeside Shopping Center Mortgage Loan (see Exhibit 33.7)

33.95       National Tax Search, LLC, as Servicing Function Participant of the Lakeside Shopping Center Mortgage Loan (see Exhibit 33.8)

33.96       Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 33.1)

33.97       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (see Exhibit 33.84)

33.98       Wilmington Trust, National Association, as Trustee of the University Center Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Wells Fargo Bank, National Association, as Custodian of the University Center Chicago Mortgage Loan (see Exhibit 33.5)

33.100     Pentalpha Surveillance LLC, as Operating Advisor of the University Center Chicago Mortgage Loan (see Exhibit 33.63)

33.101     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 33.7)

33.102     National Tax Search, LLC, as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 33.8)

33.103     Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.1)

33.104     C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

33.105     Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

33.106     Wells Fargo Bank, National Association, as Custodian of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.5)

33.107     Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.63)

33.108     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.7)

33.109     National Tax Search, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 33.8)

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

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.10       LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the 225 & 233 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.5)

34.13       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 34.1)

34.17       LNR Partners, LLC, as Special Servicer of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 34.2)

34.18       Wilmington Trust, National Association, as Trustee of the Columbia Park Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 34.5)

34.20       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.24       LNR Partners, LLC, as Special Servicer of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the Cleveland East Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.27       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Crowne Plaza JFK Mortgage Loan (see Exhibit 34.1)

34.31       LNR Partners, LLC, as Special Servicer of the Crowne Plaza JFK Mortgage Loan (see Exhibit 34.2)

34.32       Wilmington Trust, National Association, as Trustee of the Crowne Plaza JFK Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Crowne Plaza JFK Mortgage Loan (see Exhibit 34.5)

34.34       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Crowne Plaza JFK Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crowne Plaza JFK Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Crowne Plaza JFK Mortgage Loan (see Exhibit 34.8)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.38       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.39       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.41       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan (see Exhibit 34.6)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.7)

34.43       National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.8)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan

34.45       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.2)

34.46       Wells Fargo Bank, National Association, as Trustee of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.5)

34.48       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.6)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.44)

34.50       LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.2)

34.51       Wells Fargo Bank, National Association, as Trustee of the iStar Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.5)

34.53       Trimont Real Estate Advisors, LLC, as Operating Advisor of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 34.6)

34.54       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

34.55       Cohen Financial, a Division of Trust Bank (f/k/a Cohen Financial, a Division of SunTrust Bank), as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.5)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.44)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.44)

34.61       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Marble Hall Gardens Mortgage Loan (see Exhibit 34.1)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marble Hall Gardens Mortgage Loan (see Exhibit 34.44)

34.66       Wilmington Trust, National Association, as Trustee of the Marble Hall Gardens Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Marble Hall Gardens Mortgage Loan (see Exhibit 34.5)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Marble Hall Gardens Mortgage Loan (see Exhibit 34.58)

34.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marble Hall Gardens Mortgage Loan (see Exhibit 34.7)

34.70       National Tax Search, LLC, as Servicing Function Participant of the Marble Hall Gardens Mortgage Loan (see Exhibit 34.8)

34.71       KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (see Exhibit 34.54)

34.72       AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan (see Exhibit 34.38)

34.73       Wells Fargo Bank, National Association, as Trustee of the Two Independence Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Two Independence Square Mortgage Loan (see Exhibit 34.5)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Two Independence Square Mortgage Loan (see Exhibit 34.58)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.1)

34.77       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.5)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.63)

34.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.7)

34.82       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.8)

34.83       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 34.1)

34.84       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio – Uniondale Mortgage Loan

34.85       Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio – Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 34.5)

34.87       Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 34.58)

34.88       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 34.7)

34.89       National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 34.8)

34.90       Wells Fargo Bank, National Association, as Primary Servicer of the Lakeside Shopping Center Mortgage Loan (see Exhibit 34.1)

34.91       LNR Partners, LLC, as Special Servicer of the Lakeside Shopping Center Mortgage Loan (see Exhibit 34.2)

34.92       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Lakeside Shopping Center Mortgage Loan

34.93       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Lakeside Shopping Center Mortgage Loan (see Exhibit 34.6)

34.94       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakeside Shopping Center Mortgage Loan (see Exhibit 34.7)

34.95       National Tax Search, LLC, as Servicing Function Participant of the Lakeside Shopping Center Mortgage Loan (see Exhibit 34.8)

34.96       Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 34.1)

34.97       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (see Exhibit 34.84)

34.98       Wilmington Trust, National Association, as Trustee of the University Center Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Wells Fargo Bank, National Association, as Custodian of the University Center Chicago Mortgage Loan (see Exhibit 34.5)

34.100     Pentalpha Surveillance LLC, as Operating Advisor of the University Center Chicago Mortgage Loan (see Exhibit 34.63)

34.101     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 34.7)

34.102     National Tax Search, LLC, as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 34.8)

34.103     Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.1)

34.104     C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

34.105     Wilmington Trust, National Association, as Trustee of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

34.106     Wells Fargo Bank, National Association, as Custodian of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.5)

34.107     Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.63)

34.108     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.7)

34.109     National Tax Search, LLC, as Servicing Function Participant of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 34.8)

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

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the 225 & 233 Park Avenue South Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 35.1)

35.7         LNR Partners, LLC, as Special Servicer of the Columbia Park Shopping Center Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the Cleveland East Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Crowne Plaza JFK Mortgage Loan (see Exhibit 35.1)

35.11       LNR Partners, LLC, as Special Servicer of the Crowne Plaza JFK Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 35.1)

35.13       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan

35.15       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 35.14)

35.17       LNR Partners, LLC, as Special Servicer of the iStar Leased Fee Portfolio Mortgage Loan (see Exhibit 35.2)

35.18       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Cohen Financial, a Division of Trust Bank (f/k/a Cohen Financial, a Division of SunTrust Bank), as Special Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.14)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.14)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Marble Hall Gardens Mortgage Loan (see Exhibit 35.1)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marble Hall Gardens Mortgage Loan (see Exhibit 35.14)

35.24       KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.1)

35.27       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio – Uniondale Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio – Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Lakeside Shopping Center Mortgage Loan (see Exhibit 35.1)

35.31       LNR Partners, LLC, as Special Servicer of the Lakeside Shopping Center Mortgage Loan (see Exhibit 35.2)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 35.1)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (see Exhibit 35.1)

35.35       C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Chicago/North Loop Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.4         Mortgage Loan Purchase Agreement, dated as of August 10, 2017, between Natixis Real Estate Capital LLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on August 30, 2017 under Commission File No. 333-206677-17 and incorporated by reference herein)

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

Date: March 17, 2020